Form 10-K
period 1997-12-31
FINANCIAL ASSET SEC CORP MEGO MORT FHA TITLE I LN TR 1996-3
filed 1998-03-27
CIK 1035049

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

(Mark One)
[ x  ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of      1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1997

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

The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated January 27, 1997, February 25, 1997, March 25, 1997, April 25, 1997, May 27, 1997, June 25, 1997, July 25, 1997,
August 25, 1997, September 25, 1997, October 27, 1997, November 25, 1997
and December 26, 1997.

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

       3.     Aggregate Principal and Interest distributed on the certificates:

              For the period commencing January 1, 1997 and ending December 31, 1997, the following amounts were distributed to the Certificateholders:

              Principal            Interest
              $11,172,124.93       $4,539,983.52


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
       FOR THE PERIOD ENDING DECEMBER 31, 1997

Mego Mortgage FHA Title I Loan Asset-Backed Certificates Series 1996-3
              Summary of Principal and Interest Distributions

              Date                 Principal            Interest
              01/27/1997          $   731,415.61        $  404,892.68
              02/25/1997          $   645,229.47        $  400,625.76
              03/25/1997          $   842,520.24        $  396,885.77
              04/25/1997          $   616,206.77        $  391,996.52
              05/27/1997          $   723,910.68        $  388,452.30
              06/25/1997          $   822,318.71        $  384,232.20
              07/25/1997          $   997,741.65        $  379,359.18
              08/25/1997          $ 1,228,684.47        $  373,460.57
              09/25/1997          $ 1,221,351.94        $  366,168.81
              10/27/1997          $ 1,364,643.34        $  358,894.67
              11/25/1997          $ 1,078,077.71        $  350,762.38
              12/26/1997          $   900,024.34        $  344,252.68
              Total               $11,172,124.93        $4,539,983.52

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

Date                           March 18, 1998